Form 10-Q
period 2008-09-30
Shatrusen, Inc.
filed 2008-11-12
CIK 1425035

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes □ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Shatrusen, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited
As of September 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$100
TOTAL CURRENT ASSETS	100

TOTAL ASSETS	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Shareholder Loan	9,000
Accrued Expenses	900
TOTAL CURRENT LIABILITIES	9,900

TOTAL LIABILITIES	9,900

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at September 30, 2008)	100
Paid in Capital	-
Accumulated Deficit	(9,900)
TOTAL STOCKHOLDERS' DEFICIT	(9,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Shatrusen, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

	For the Three	For the Nine	Cumulative
	Months Ended	Months Ended	Totals
	September 30,	September 30,	Since Inception
	2008	2008	December 4, 2007
REVENUES
Income	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Professional Fees	-	6,500	9,000
Interest Expense	540	900	900
TOTAL EXPENSES	540	7,400	9,900

Net Income/(Loss) from Operations	(540)	(7,400)	(9,900)

Net Income/(Loss)	$(540)	$(7,400)	$(9,900)
Net income/(loss) per share—basic and fully diluted
Net income/(loss) per share	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Shatrusen, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 4, 2007 (inception)	-	$-	-	$-	$-	$-

Net loss	-	-	-	-	-	(2,500)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(2,500)

Net loss	-	-	-	-	-	(7,400)

Balances, September 30, 2008	1,000,000	$100	-	$-	$-	$(9,900)

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Shatrusen, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

		Cumulative
	For the Nine	Totals
	Months Ended	Since Inception
	September 30, 2008	December 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,400)	$(9,900)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	(1,600)	900
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,000)	(9,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	-	9,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	9,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,000)	100

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	9,100	-

END OF THE PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008 the balance in Accounts Receivable was $0.

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through September 30, 2008 are summarized as follows:

Cash paid during the year ended September 30, 2008 for interest and income taxes:

Income Taxes	$—
Interest	$—

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $9,900 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period from inception (December 4, 2007) through September 30, 2008, the Company issued 1,000,000 to the following:

Critz Family, LLC	600,000
Garvin Strategic Capital, LLC	250,000
Enverdia, LLC	150,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (December 4, 2007) through September 30, 2008, the Company issued no preferred shares.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

On December 13, 2007, signed a promissory note with one of the major shareholders of the Company. The amount of the loan is $9,000 and it is payable on demand, the annual interest rate on the note is 8%. The proceeds from the note will be used to pay certain costs and expenses in connection with the organization of the Company and the preparation and filing with the Securities and Exchange Commission of a registration statement on Form 10-SB. Accrued interest as of September 30, 2008 is $540.

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

2

Results of Operations.

Since our inception, we have neither engaged in any operations nor generated any revenue. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

3

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

SHATRUSEN, INC.

Date: November 12, 2008	By:	/s/ George C. Critz, Jr.
George C. Critz, Jr., President

5