Form 10-Q
period 2009-03-31
Shatrusen, Inc.
filed 2009-05-14
CIK 1425035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 000-53098

SHATRUSEN, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1540683 (I.R.S. Employer Identification No.)

8456 SW 109th Lane Road, Ocala FL 34481
(Address of principal executive offices)

(704) 492-3986

Issuer’s telephone number

 (Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒  Yes   ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,000,000 shares of common stock outstanding.

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Shatrusen, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited

	As of
	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$70	$100
TOTAL CURRENT ASSETS	70	100

TOTAL ASSETS	$70	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Shareholder Loan	9,000	9,000
Accrued Expenses	3,900	3,720
TOTAL CURRENT LIABILITIES	12,900	12,720

TOTAL LIABILITIES	12,900	12,720

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2009 and December 31, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at March 31, 2009 and December 31, 2008)	100	100
Paid in Capital	-	-
Accumulated Deficit	(12,930)	(12,720)
TOTAL STOCKHOLDERS' DEFICIT	(12,830)	(12,620)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70	$100

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Shatrusen, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

			Cumulative
	For the three months ended		Totals
	March 31,	March 31,	Since Inception
	2009	2008	December 4, 2007
REVENUES
Income	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Selling, general and administrative	30	-	30
Professional Fees	-	6,500	12,000
TOTAL EXPENSES	30	6,500	12,030

Net Income/(Loss) from Operations	(30)	(6,500)	(12,030)

OTHER (EXPENSE)/INCOME
Interest Expense	(180)	(180)	(900)

Net Income/(Loss)	$(210)	$(6,680)	$(12,930)
Net income/(loss) per share—basic and fully diluted
Net income/(loss) per share	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Shatrusen, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 31, 2008	1,000,000.00	$100	-	$-	$-	$(12,720)

Net loss	-	-	-	-	-	(210)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, March 31, 2009	1,000,000	$100	-	$-	$-	$(12,930)

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Shatrusen, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
			Totals
	For the three months ended		Since Inception
	March 31, 2009	March 31, 2008	December 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(210)	$(6,680)	$(12,930)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	180	(2,320)	3,900
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30)	(9,000)	(9,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	-	-	9,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	9,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30)	(9,000)	70

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100	9,100	-

END OF THE PERIOD	$70	$100	$70

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2009 the balance in Accounts Receivable was $0.

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

Recent Accounting Pronouncements- In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through March 31, 2009 are summarized as follows:

Cash paid during the period ended March 31, 2009 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $12,930, used cash from operations of $30 since its inception, and has a negative working capital of $12,830 at March 31, 2009.

 The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (December 4, 2007) through March 31, 2009, the Company issued an aggregate 1,000,000 shares of common stock as follows:

Critz Family, LLC	600,000
Garvin Strategic Capital, LLC	250,000
Enverdia, LLC	150,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (December 4, 2007) through March 31, 2009, the Company issued no preferred shares.

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

On December 13, 2007, signed a promissory note with one of the major shareholders of the Company.  The amount of the loan is $9,000 and it is payable on demand, the annual interest rate on the note is 8%.  The proceeds from the note will be used to pay certain costs and expenses in connection with the organization of the Company and the preparation and filing of reports with the Securities and Exchange Commission.  Accrued interest as of March 31, 2009 is $900.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Shatrusen, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on December 4, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

2

Liquidity and Capital Resources.

At March 31, 2009, we had cash on hand of $70.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

3

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

SHATRUSEN, INC.

May 14, 2009	By:	/s/ George C. Critz, Jr.
George C. Critz, Jr.

5