Form 10-Q
period 2009-06-30
Shatrusen, Inc.
filed 2009-08-12
CIK 1425035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 11, 2009 there were 1,000,000 shares of common stock outstanding.

Unaudited Financial Statements for the Six Months Ended June 30, 2009

Balance Sheets as of June 30, 2009 and December 31, 2008	F–1

Statements of Operations for the three and six months ended June 30, 2009 and 2008 and cumulative since inception (December 4, 2007)	F–2

Statements of Stockholders’ Deficit for the period ended June 30, 2009	F-3

Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and cumulative since inception (December 4, 2007)	F–4

Notes to the Financial Statements	F–5

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Shatrusen, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited

	As of
	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Shareholder Loan	9,000	9,000
Accrued Expenses	4,580	3,720

TOTAL CURRENT LIABILITIES	13,580	12,720

TOTAL LIABILITIES	13,580	12,720

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at June 30, 2009 and December 31, 2008)	100	100
Paid in Capital	-	-
Accumulated Deficit	(13,580)	(12,720)
TOTAL STOCKHOLDERS' DEFICIT	(13,480)	(12,620)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Shatrusen, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

					Cumulative
	For the three months ended		For the six months ended		Totals
	June 30,		June 30,		Since Inception
	2009	2008	2009	2008	December 4, 2007
REVENUES
Income	$-	$-	$-	$-	$-
Total Revenues	-	-	-		-

EXPENSES
Selling, general and administrative	-	-	30	-	30
Professional Fees	500	-	6,500	500	12,500
TOTAL EXPENSES	500	-	6,530	500	12,530

Net Income/(Loss) from Operations	(500)	-	(6,530)	(500)	(12,530)

OTHER (EXPENSE)/INCOME
Service Charge Refund	30	-	30	-	30
Interest Expense	(180)	(180)	(180)	(360)	(1,080)

Net Income/(Loss)	$(650)	$(180)	$(6,680)	$(860)	$(13,580)
Net income/(loss) per share—basic and fully diluted

Net income/(loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Shatrusen, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 31, 2008	1,000,000.00	$100	-	$-	$-	$(12,720)

Net loss	-	-	-	-	-	(860)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(13,580)

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Shatrusen, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
			Totals
	For the Six Months Ended		Since Inception
	June 30, 2009	June 30, 2008	December 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(860)	$(6,860)	$(13,580)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	860	(2,140)	4,580
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(9,000)	(9,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	-	-	9,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	9,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(9,000)	100

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100	9,100	-

END OF THE PERIOD	$100	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of June 30, 2009 the balance in Accounts Receivable was $0.

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2009.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through June 30, 2009 are summarized as follows:

Cash paid during the period ended June 30, 2009 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of June 30, 2009.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $13,580, used cash from operations of $9,000 since its inception, and has a negative working capital of $13,480 at June 30, 2009.

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

During the period from inception (December 4, 2007) through June 30, 2009, the Company issued a total of 1,000,000 shares of capital stock to the following:

Critz Family, LLC	600,000
Garvin Strategic Capital, LLC	250,000
Enverdia, LLC	150,000

SHATRUSEN, INC.
(A development stage company)
UNAUDITED FINANCIAL STATEMENTS
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (December 4, 2007) through June 30, 2009, the Company issued no preferred shares.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

On December 13, 2007, signed a promissory note with one of the major shareholders of the Company.  The amount of the loan is $9,000 and it is payable on demand, the annual interest rate on the note is 8%.  Accrued interest as of June 30, 2009 is $1,080.

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

2

Liquidity and Capital Resources.

At June 30, 2009, we had cash on hand of $100.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, consisting of our principal executive officer, who also is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  Based upon the foregoing, management concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner.  In addition, based on such evaluation, we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended June 30 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

SHATRUSEN, INC.

August 11, 2009	By:	/s/ George C. Critz, Jr.
George C. Critz, Jr.

5