Form 10-K
period 2009-12-31
Shatrusen, Inc.
filed 2010-03-31
CIK 1425035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-53098

SHATRUSEN, INC.

(Name of Small Business Issuer in its charter)

Nevada	26-1540683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8456 SW 109th Lane Road, Ocala, FL 34481
(Address of principal executive offices)

(704) 492-3986
Issuer’s telephone number

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
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
At March 30, 2010 there were 1,000,000 shares of common stock outstanding.

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

PART I

Item 1. Description of Business

General

Shatrusen, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on December 4, 2007. We are a developmental stage company and have not generated any revenues to date. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act and identifying and evaluating potential Target Businesses. We have no full-time employees and do not own or lease any property.

Given that we have no current business operations, our current assets consist only of cash and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a "shell" company, the Business Combination we enter into with a Target Business will be deemed a "reverse acquisition" or "reverse merger."

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination, if ever. We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. In the case of all possible transactions, we intend to seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including the terms of the transaction and the perceived quality of the business of the Target Business, among other factors described below. We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other financing transaction. We cannot assure you that we will be able to identify and attract a Target Business or that we will be able to engage in a transaction on favorable terms or at all.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of or merger with a company that desires to have a class of securities registered under the Exchange Act, while avoiding what it management may deem to be the adverse consequences of undertaking a public offering itself. These include time delays, significant expense, possible loss of voting control by the target's existing management through dilution of their ownership position and compliance with various federal and state securities laws. As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of a Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

Search for a Target Business.

We are currently in the process of identifying and evaluating potential Target Businesses. As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. At such time as we affect a Business Combination, if ever, we may be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources. We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officers and director and their affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other investors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event will any of our existing officers, director or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a Business Combination.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited cash resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with affecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management. In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us. This due diligence review will be conducted by our management with the assistance of the Company's counsel and accountants, as necessary.

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

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest to present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

Our assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business made available to us during the evaluation period. Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate. In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our management in the Target Business following a Business Combination cannot presently be stated with any certainty, though it is unlikely that our current management will continue to be associated with a Target Business with which we consummate a Business Combination, other than as stockholders.

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

Although the terms of any Business Combination cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). Tax free treatment of such a transaction can be accomplished, if structured correctly, either through the acquisition of all of the outstanding shares of capital stock of a Target Business or through a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business. Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

If the transaction is structured as an acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business. If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company or a wholly owned subsidiary of our Company.

Acquisition: Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity. Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case. This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination. As part of such a transaction, all or a majority of the Company's then management at the time may resign and new directors may be appointed without any vote by stockholders. If the Business Combination is structured as an acquisition of a Target Business's stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger: In a merger transaction, we would merge a Target Business with and into our Company or a direct wholly-owned subsidiary. Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock. However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and it may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a "shell" company, any acquisition of the stock of or the merger with an operating company would be deemed to be a "reverse acquisition" or "reverse merger."

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws, that have a business plan similar to ours and consequently possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

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

Employees

We have two executive officers who have other business interests and are not obligated to devote any specific number of hours to our matters. They intend to devote only as much time as they deem necessary to our affairs. The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company, or to entities or persons with which our management is or may be associated or have an interest, rather than diverting such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and director choose to place their other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor. As of the date hereof, our officers and director are not involved with any other company having a business purpose similar to ours and has no present intention of becoming involved with any other shell company.

Our officers and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock he owns, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of his shares of common stock which would raise issues relating to a possible conflict of interest with our other security holders.

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

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note A to the financial statements included in this Form 10-K indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, we have no significant assets or financial resources. We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination. This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

We are dependent entirely upon our stockholders to fund our operations. We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination. We are dependent entirely on our stockholders to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future. Though our stockholders have advised us of their intention to fund our operations, there is no written agreement binding them to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the even that our stockholders do not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.

Our officers and director will apportion their time to other businesses which may cause conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our officers and director engage in other businesses and are not required to devote their full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating their time between our operations and his other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our officers’ and director’s other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

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

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective. We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever. We cannot assure you as to when or if a Business Combination will occur.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative. The future success of our plan of operation will depend to a great extent on the operations, financial condition and management of the Target Business we may acquire. The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business with which we may enter into a Business Combination. While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets those criteria.

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

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by our securityholders. Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

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

We are currently in the process of evaluating and identifying targets for a Business Combination. However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

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

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example if the director did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Any Business Combination affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of preferred stock. Currently, no preferred shares have been issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either an automated quotation system or a registered exchange, and system or stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our operations.

There are significant restrictions on the transferability of the Shares.

No outstanding shares of our common stock have been registered under the Securities Act, and, consequently, they may not be resold, transferred, pledged as collateral or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act. Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

We have not registered or qualified any shares of our class of our common stock for resale under the Blue Sky laws of any state, which will limit the liquidity of the common stock.

The Company has not registered or qualified its class of common stock for resale or trading under the Blue Sky laws of any state and current management does not anticipate doing so. Current stockholders and persons who desire to purchase our common stock should be aware that significant state Blue Sky law restrictions may limit our stockholders from selling their shares and potential purchasers from acquiring our common stock.

The absence of an established trading market will limit the ability of stockholders to dispose of their common stock.

There is currently no public trading market for any of our securities. The Company will not seek to list any of our securities on any exchange or have them quoted on an automated quotation system or over-the-counter market. Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Combination. Since stockholders will not be able to sell their shares, stockholders should consider their liquidity needs with respect to the securities and should be prepared to hold their shares for an indefinite period.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

Following a Business Combination, new management may seek to initiate a public market for our common stock. However, we cannot assure you that following such a transaction, our Company as then constituted will meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or commence trading on any other medium. If our common stock does not trade publicly, holders may not be able to sell common stock.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock after a Business Combination may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act. Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock stocks in any market that develops for our common stock in the future, which may limit the ability to buy and sell our stock and which will have an adverse effect on any market that develops for our shares.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 14908 Oxford Hollow, Huntersville, North Carolina, where our President maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Reserved.Error! Bookmark not defined.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 30, 2010, there were three holders of record of 1,000,000 outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Combination. We cannot assure you that a trading market for our common stock will ever develop. We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
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

Recent Sales of Unregistered Securities.

Since inception, the Company has issued and sold the following securities without the benefit of registration under the Securities Act:

On December 6, 2007, the Company sold and issued 1,000,000 shares of common stock to the persons named in the table below at a price equal to the par value per share pursuant to the exemption from the registration provisions under the Securities Act afforded by Section 4(2) thereof:

Name of Subscriber	Number of Shares	Total Purchase Price
Critz Family, LLC	600,000	$60.00
Garvin Strategic Capital, LLC	250,000	$25.00
Enverdia LLC	150,000	$15.00

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of small reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange, merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We have neither engaged in any operations nor generated any revenues during the twelve-month period ended December 31, 2009.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. There are numerous risks in connection with our current and proposed operations and plans, including those enumerated under "Item 1A Risk Factors." We cannot assure you that we will be successful in our efforts to identify a Target Business and consummate a Business Combination or that any business with which we consummate a Business Combination will be successful

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders as of the date of the transaction; and

•	will cause a change in likely result in the resignation or removal of our management as of the date of the transaction.

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

Liquidity and Capital Resources.

At December 31, 2009, we had a de minimus amount of cash on hand. These funds will not be sufficient to cover our operating costs and expenses. During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and costs associated with negotiating and entering into a Business Combination.

To date, we have funded our operations through loans from our stockholders and, as of December 31, 2009, we had borrowed an aggregate of $14,181. Our stockholders have advised us that they expect to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination. As a result of our negative working capital, our losses since inception and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues. We reported a net loss for the year ended December 31, 2009 of $7,401 and a have suffered a net loss since inception of $20,121. The Company has used cash from operations of $14,181 since its inception and has a negative working capital of $20,121 at December 31, 2009.

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of small reporting issuers.

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Shatrusen, Inc.

We have audited the accompanying balance sheets of Shatrusen, Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders’ deficit and loss, and cash flows for the period from inception (December 4, 2007) and for each of the years in the two-year period ended December 31, 2009 and 2008. Shatrusen Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shatrusen, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the period from inception (December 4, 2007) through December 31, 2009 and for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci Anderson

Traci J. Anderson, CPA
Huntersville, NC 28078

March 31, 2010

Shatrusen, Inc. (A Development Stage Company) Balance Sheet

	As of
	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to a Related Party	14,181	9,000
Accrued Expenses	5,940	3,720
TOTAL CURRENT LIABILITIES	20,121	12,720

TOTAL LIABILITIES	20,121	12,720

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at December 31, 2009 and 2008)	100	100
Paid in Capital	-	-
Accumulated Deficit	(20,121)	(12,720)
TOTAL STOCKHOLDERS' DEFICIT	(20,021)	(12,620)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc. (A Development Stage Company) Statement of Operations

			Cumulative
	For the years ended		Totals
	December 31,		Since Inception
	2009	2008	December 4, 2007
REVENUES
Income	$-	$-	$-
Total Revenues	-		-

EXPENSES
Selling, general and administrative	681	-	681
Professional Fees	6,000	9,500	18,000
TOTAL EXPENSES	6,681	9,500	18,681

Net Income/(Loss) from Operations	(6,681)	(9,500)	(18,681)

OTHER (EXPENSE)/INCOME
Interest Expense	(720)	(720)	(1,440)

Net Income/(Loss)	$(7,401)	$(10,220)	$(20,121)

Net income/(loss) per share—basic and fully diluted

Net income/(loss) per share	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc. (A Development Stage Company) Statement of Stockholders' Deficit

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	December 4, 2007

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(2,500)

Net loss for the year	-	-	-	-	-	(10,220)

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(12,720)

Net loss for the year	-	-	-	-	-	(7,401)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(20,121)

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc. (A Development Stage Company) Statement of Cash Flows

			Cumulative
			Totals
	For the years ended		Since Inception
	December 31, 2009	December 31, 2008	December 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,401)	$(10,220)	$(20,121)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	2,220	1,220	5,940
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,181)	(9,000)	(14,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to a Related Party	5,181	-	14,181
Proceeds from Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,181	-	14,281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(9,000)	100

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100	9,100	-

END OF THE PERIOD	$100	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SHATRUSEN, INC. (A development stage company) NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Shatrusen, Inc. (the “Company”) was organized under the laws of the State of Nevada on December 4, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2009 and 2008 the balance in Accounts Receivable was $0 and $0, respectively/

SHATRUSEN, INC. (A development stage company) NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Going Concern—The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $20,021, used cash from operations of $14,181 since its inception, and has a negative working capital of $20,021 at December 31, 2009.

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

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized as of December 31, 2009 and 2008.

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

Recent Accounting Pronouncements— In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

SHATRUSEN, INC. (A development stage company) NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

SHATRUSEN, INC. (A development stage company) NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through December 31, 2009 and 2008 are summarized as follows:

Cash paid during the year ended December 31, 2009 and 2008 for interest and income taxes:

	2009	2008

Income Taxes	$—	$—
Interest	$—	$—

Cash paid during the period from inception (December 4, 2007) through December 31, 2009 was $0.

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2009 and 2008.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2009 is as follows:

Total Deferred Tax Asset	$(6,800)
Valuation Allowance	6,800
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes as of December 31, 2009 and 2008 is as follows:

	2009	2008
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

SHATRUSEN, INC. (A development stage company) NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009

NOTE D—INCOME TAXES CONT’D

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $2,500 and $3,450 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $20,021, which expires in the year 2029.

NOTE E—COMMITMENTS

As of December 31, 2009 and 2008, the Company had no commitments.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (December 4, 2007) through December 31, 2009, the Company issued 1,000,000 shares of common stock to the following:

Critz Family, LLC	600,000
Garvin Strategic Capital, LLC	250,000
Enverdia, LLC	150,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (December 4, 2007) through December 31, 2009, the Company issued no preferred shares.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2009 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has a series of Notes Payable outstanding to a related party. The Notes Payable to the Related Party was issued as follows:

Note Payable, due upon demand, 8% per year	$14,181

Accrued interest not paid for the years ending December 31, 2009 and 2008 was $720 and $720, respectively.  And, accrued interest not paid from inception (December 4, 2007) through December 31, 2009 is $1,440.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure since our inception.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who is our Principal Financial Officer, and who we refer to in this Annual Report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based on this evaluation, our PEO has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shell Company Experience

The following table provides information relating to another shell company with which George C. Critz, III, our Secretary serves as an officer and director and his family owns shares of capital stock:

Name	Effective Date of Registration Statement	Operating Status	SEC File Number	Pending Business Combination	Additional Information
Stonecrest One, Inc.	October 29, 2008	The company is seeking a business combination.	000-53305	None
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

Based solely on a review of the copies of such reports furnished to us and written representations from our officers and director that no other reports were required, to our knowledge, we believe that our officers, director and stockholders complied with all of the Section 16(a) filing requirements applicable to them with respect to 2009, except that the annual statements to report changes in beneficial ownership were filed late.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2010, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of our director and executive officers. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (2)
George C. Critz, Jr. (3)	-0-	*
George C. Critz, III	-0-	*
Critz Family, LLC	600,000	60.0%
Garvin Strategic Capital, LLC (4)	250,000	25.0%
Enverdia LLC (5)	150,000	15.0%
All Officers and Directors as a Group (2 persons)	0	*

(1)	The address for each of the persons named in the table above is c/o the Company.
(2)	Based on 1,000,000 shares outstanding as of the date of this report.
(3)	George C. Critz, Jr. is the managing member of Critz Family LLC and exercises beneficial control over this entity. George Critz, III disclaims any interest in the Critz Family LLC.
(4)	This entity is controlled by Forest C. Garvin.
(5)
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

Since its inception, the Company has borrowed an aggregate of $14,181 from entities controlled by management and its stockholders. The loans are evidenced by a series of promissory notes payable on demand with interest calculated at 8% per annum. The proceeds of the loans were used to pay costs incurred in connection with the filing of Exchange Act reports and for the target entity selection and due diligence process.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Traci J. Anderson, CPA for the audits of the Company's annual financial statements for the fiscal year ending on December 31, 2009 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $4,000.

AUDIT-RELATED FEES.  The aggregate fees billed by Traci J. Anderson, CPA for audit-related services rendered for the Company for the 2009 fiscal year were $0.  Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES.  The aggregate fees billed by Traci J. Anderson, CPA for tax-related services rendered for the Company for the 2009 fiscal year were $0.  The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Traci J. Anderson, CPA, other than the audit services, audit-related services, and tax services, were $0 for the 2009 fiscal year.

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

(b)           Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation	1
3.2	Bylaws	1
4.1	Form of Promissory Note made by the registrant in favor of Critz Family LLC evidencing all amounts borrowed.	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on February 15, 2008
2.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2010.

SHATRUSEN, INC.

By:	/s/ George C. Critz, Jr.
George C. Critz, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2010.

Signature	Title

/s/ George C. Critz, Jr.	President, Principal Executive Officer, Principal Accounting Officer and Director
George C. Critz, Jr.