Form 10-Q
period 2010-06-30
Shatrusen, Inc.
filed 2010-08-20
CIK 1425035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number 000-53098

SHATRUSEN, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1540683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8456 SW 109th Lane Road, Ocala FL 34481
(Address of principal executive offices)

(928) 713-2386
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 20, 2010 there were 1,000,000 shares of common stock outstanding.

Item 1. Financial Statements

Page
Balance Sheet as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1

Statement of Operations for the three months ended June 30, 2010 and 2009 (unaudited) for the period from inception (December 4, 2007) through June 30, 2010	F-2

Statement of Operations for the six months ended June 30, 2010 and 2009 (unaudited) for the period from inception (December 4, 2007) through June 30, 2010	F-3

Statement of Stockholders’ Deficit at June 30, 2010	F-4

Statement of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited) and for the period from inception (December 4, 2007) through June 30, 2010	F-5

Notes to Financial Statements.	F-6

Shatrusen, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to a Related Party	14,181	14,181
Accrued Interest Expense	8,007	5,940
TOTAL CURRENT LIABILITIES	22,188	20,121

TOTAL LIABILITIES	22,188	20,121

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at June 30, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at June 30, 2010 and December 31, 2009)	100	100
Additional Paid in Capital	-	-
Deficit Accumulated During the Development Stage	(22,188)	(20,121)
TOTAL STOCKHOLDERS' DEFICIT	(22,088)	(20,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
					Totals
	For the three months ended June 30,				Since Inception
	2010		2009		December 4, 2007
REVENUES
Income		$-		$-	$-
Total Revenues		-			-

EXPENSES
Selling, general and administrative		-		-	681
Professional Fees		500		500	19,500
TOTAL EXPENSES		500		500	20,181

Net Income/(Loss) from Operations		(500)		(500)	(20,181)

OTHER (EXPENSE)/INCOME
Interest Expense		(284)		(150)	(2,007)

Net Income/(Loss)		$(784)		$(650)	$(22,188)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$	*	$	*	$(0.02)
Weighted average shares outstanding--basic and fully diluted		1,000,000		1,000,000	1,000,000

* = less than $.01.

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
					Totals
	For the six months ended June 30,				Since Inception
	2010		2009		December 4, 2007
REVENUES
Income		$-		$-	$-
Total Revenues		-		-	-

EXPENSES
Selling, general and administrative		-		-	681
Professional Fees		1,500		500	19,500
TOTAL EXPENSES		1,500		500	20,181

Net Income/(Loss) from Operations		(1,500)		(500)	(20,181)

OTHER (EXPENSE)/INCOME
Interest Expense		(567)		(360)	(2,007)

Net Income/(Loss)		$(2,067)		$(860)	$(22,188)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$	*	$	*	$(0.02)
Weighted average shares outstanding--basic and fully diluted		1,000,000		1,000,000	1,000,000

* = less than $.01.

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	December 4, 2007

Balances, December 31, 2007	1,000,000.00	$100	-	$-	$-	$(2,500)

Net loss for the year	-	-	-	-	-	(10,220)

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(12,720)

Net loss for the year	-	-	-	-	-	(7,401)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(20,121)

Net loss	-	-	-	-	-	(2,067)

Balances, June 30, 2010	1,000,000	$100	-	$-	$-	$(22,188)

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
			Totals
	For the six months ended		Since Inception
	June 30, 2010	June 30, 2009	December 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,067)	$(860)	$(22,188)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase /(decrease) in Accrued Expenses	2,067	860	8,007
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-	(14,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to a Related Party	-	-	14,181
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	14,281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	100

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100	100	-

END OF THE PERIOD	$100	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE A—BUSINESS ACTIVITY

Shatrusen, Inc. (“The Company”) was organized under the laws of the State of Nevada on December 4, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $22,188 used cash from operations of $14,181 since its inception, and has a negative working capital of $22,088 at June 30, 2010.

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
AS OF JUNE 30, 2010

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2010.

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010.

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements
In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements (cont’d)

In April 2010, the FASB issued Accounting Standard Update No. 2010-16. “Entertainment-Casinos” (Topic 924). ASU No.2010-16 addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won because they could avoid the payment. The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. The ASU amendments are effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2010.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010.

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2010 and 2009 is summarized as follows:

Cash paid during the six month period ended June 30, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2010.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for six months ended June 30, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2010 is as follows:
Total Deferred Tax Asset	$6,800
Valuation Allowance	(6,800)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the six months ended June 30, 2010 and 2009 is as follows:

	2010	2009
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,500 for the six months ending June 30, 2010.

As of June 30, 2010, the Company had a federal and state net operating loss carry forward in the amount of approximately $20,021 which expires in the year ending 2029.

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the three and six months ended June 30, 2010, the company issued no stock.

As of June 30, 2010, the company had the following common shares outstanding:

Critz Family, LLC	600,000
Garvin Strategic Capital, LLC	250,000
Enverdia, LLC	150,000
1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarter ended June 30, 2010, the company issued no preferred stock.  As of June 30, 2010, the company had no preferred shares outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has outstanding promissory notes with a related party. The total amount of loan outstanding is $14,181 and it is payable upon demand, the annual interest rate on this note is 8%.  Accrued interest, but not paid as of June 30, 2010 is $2,007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Shatrusen, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on December 4, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of identifying and evaluating Target Businesses.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

Liquidity and Capital Resources.

At June 30, 2010, we had a de minimus amount of cash on hand.  Our cash reserves will not be sufficient to cover our ongoing operating costs and expenses over the next twelve months which we expect will comprise costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, in connection with a Business Combination.

To date, we have funded our operations through loans from our stockholders and, as of June 30, 2010, we had borrowed an aggregate of $14,181 from them.  Our stockholders have advised us that they expect to fund additional costs and expenses through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not engaged in any material business operations nor generated any revenue.  We reported a net loss of $784 and $2,067 for the three and six month periods, respectively, ended June 30, 2010 and a net loss since inception of $22,188.  The Company has a deficit accumulated during the development stage of $22,188 used cash from operations of $14,281 since its inception, and has a negative working capital of $22,088 at June 30, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended June 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended June 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

SHATRUSEN, INC.

August 20, 2010	By:	/s/ George C. Critz, Jr.
Name: George C. Critz, Jr.
Title:President, Principal Executive Officer and Principal Financial Officer