Form 10-Q
period 2010-09-30
Shatrusen, Inc.
filed 2010-11-19
CIK 1425035

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 000-53098

SHATRUSEN, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1540683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8456 SW 109th Lane Road, Ocala FL 34481
(Address of principal executive offices)

928-713-2386
Issuer’s telephone number

 (Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒  Yes     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 18, 2010 there were 1,000,000 shares of common stock outstanding.

Item 1. Financial Statements

Page
Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1
Statements of Operations for the three months ended September 30, 2010 and 2009 (unaudited) for the period from inception (December 4, 2007) through September 30, 2010	F-2
Statements of Operations for the nine months ended September 30, 2010 and 2009 (unaudited) for the period from inception (December 4, 2007) through September 30, 2010	F-3

Statements of Stockholders’ Deficit at September 30, 2010	F-4

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited) and for the period from inception (December 4, 2007) through September 30, 2010	F-5

Notes to Financial Statements.	F-6

Shatrusen, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to a Related Party	14,181	14,181
Accrued Interest Expense	9,791	5,940
TOTAL CURRENT LIABILITIES	23,972	20,121

TOTAL LIABILITIES	23,972	20,121

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at September 30, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at September 30, 2010 and December 31, 2009)	100	100
Additional Paid in Capital	-	-
Deficit Accumulated During the Development Stage	(23,972)	(20,121)
TOTAL STOCKHOLDERS' DEFICIT	(23,872)	(20,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
	For the three months ended				Totals
	September 30,				Since Inception
	2010		2009		December 4, 2007
REVENUES
Income		$-		$-	$-
Total Revenues		-		-	-

EXPENSES
Selling, general and administrative		-		-	681
Professional Fees		1,500		500	21,000
TOTAL EXPENSES		1,500		500	21,681

Net Income/(Loss) from Operations		(1,500)		(500)	(21,681)

OTHER (EXPENSE)/INCOME
Interest Expense		(284)		(180)	(2,291)

Net Income/(Loss)		$(1,784)		$(680)	$(23,972)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$	*	$	*	$(0.02)
Weighted average shares outstanding--basic and fully diluted		1,000,000		1,000,000	1,000,000

* = less than $.01.

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
	For the nine months ended				Totals
	September 30,				Since Inception
	2010		2009		December 4, 2007
REVENUES
Income		$-		$-	$-
Total Revenues		-		-	-

EXPENSES
Selling, general and administrative		-		-	681
Professional Fees		3,000		1,000	21,000
TOTAL EXPENSES		3,000		1,000	21,681

Net Income/(Loss) from Operations		(3,000)		(1,000)	(21,681)

OTHER (EXPENSE)/INCOME
Interest Expense		(851)		(540)	(2,291)

Net Income/(Loss)		$(3,851)		$(1,540)	$(23,972)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$	*	$	*	$(0.02)
Weighted average shares outstanding--basic and fully diluted		1,000,000		1,000,000	1,000,000

* = less than $.01.

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	December 4, 2007

Balances, December 31, 2007	1,000,000.00	$100	-	$-	$-	$(2,500)

Net loss for the year	-	-	-	-	-	(10,220)

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(12,720)

Net loss for the year	-	-	-	-	-	(7,401)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(20,121)

Net loss	-	-	-	-	-	(3,851)

Balances, September 30, 2010	1,000,000	$100	-	$-	$-	$(23,972)

The accompanying notes are an integral part of these financial statements.

Shatrusen, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
			Totals
	For the nine months ended		Since Inception
	September 30, 2010	September 30, 2009	December 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,851)	$(1,540)	$(23,972)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase /(decrease) in Accrued Expenses	3,851	1,540	9,791
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-	(14,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to a Related Party	-	-	14,181
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	14,281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	100

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100	100	-

END OF THE PERIOD	$100	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE A—BUSINESS ACTIVITY

Shatrusen, Inc. (“The Company”) was organized under the laws of the State of Nevada on December 4, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $23,972 used cash from operations of $14,181 since its inception, and has a negative working capital of $23,872 at September 30, 2010.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2010.

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”

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
AS OF SEPTEMBER 30, 2010

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

Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2010 and 2009 is summarized as follows:Cash paid during the nine month period ended September 30, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

SHATRUSEN, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for nine months ended September 30, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2010 is as follows:

Total Deferred Tax Asset	$6,800
Valuation Allowance	(6,800)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the nine months ended September 30, 2010 and 2009 is as follows:

	2010	2009
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,500 for the nine months ending September 30, 2010.

As of September 30, 2010, the Company had a federal and state net operating loss carry forward in the amount of approximately $20,021 which expires in the year ending 2029.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.During the three and nine months ended September 30, 2010, the company issued no stock.As of September 30, 2010, the company had the following common shares outstanding:

Critz Family, LLC	600,000
Garvin Strategic Capital, LLC	250,000
Enverdia, LLC	150,000
1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarter ended September 30, 2010, the company issued no preferred stock.  As of September 30, 2010, the company had no preferred shares outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has outstanding promissory notes with a related party. The total amount of loan outstanding is $14,181 and it is payable upon demand, the annual interest rate on this note is 8%.  Accrued interest, but not paid as of September 30, 2010 is $2,291.

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

Liquidity and Capital Resources.

At September 30, 2010, we had $100 of cash on hand.  Our cash reserves will not be sufficient to cover our ongoing operating costs and expenses over the next twelve months which we expect will comprise costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, in connection with a Business Combination.

To date, we have funded our operations through loans from our stockholders and, as of September 30, 2010, we had borrowed an aggregate of $14,181 from them.  Our stockholders have advised us that they expect to fund additional costs and expenses through loans or further investment in the Company, as and when necessary.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern".

Results of Operations.

Since our inception, we have not engaged in any material business operations nor generated any revenue.  We reported a net loss of $1,500 and $3,000 for the three and nine month periods, respectively, ended September 30, 2010 and a net loss since inception of $21,681.  The Company has a deficit accumulated during the development stage of $23,972 used cash from operations of $14,181since its inception, and has a negative working capital of $23,872 at September 30, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHATRUSEN, INC.
November 19, 2010	By:	/s/ George C. Critz, Jr.
	Name:	George C. Critz, Jr.
	Title:	President, Principal Executive Officer and Principal Financial Officer